Form 10-K
period 2006-12-31
Merrill Lynch Mortgage Investors Trust, Series 2006-AF2
filed 2007-03-30
CIK 1378483

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission file number:  333-130545-34

       Merrill Lynch Mortgage Investors Trust, Series 2006-AF2
       (exact name of issuing entity as specified in its charter)

       Merrill Lynch Mortgage Investors, Inc.
       (exact name of the depositor as specified in its charter)

       Merrill Lynch Mortgage Lending, Inc.
       (exact name of the sponsor as specified in its charter)


  New York                                          51-0611697
  (State or other jurisdiction of                   51-0611698
  incorporation or organization)                    51-0611765
                                                    54-6725973
                                                    54-6737493
                                                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

        None.


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



                ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            Not Applicable.

  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.

            Not Applicable.

  Item 1117 of Regulation AB, Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 was provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

             See Item 15, exhibits (33) and (34) and as otherwise disclosed below.

               The assessment of compliance of PHH Mortgage Corporation ("PHH") disclosed the following instances of material noncompliance with the servicing criteria, applicable to PHH during the year ended December 31, 2006: (i) 1122(d)(1)(i) - PHH had not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements; (ii) 1122(d)(1)(iv) - during the months of July, August, and September, PHH's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million; (iii) 1122(d)(3)(i)(A) - PHH did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year; and (iv) 1122(d)(3)(i)(D) - PHH did not perform procedures to agree the unpaid principal balance and number of loans serviced by PHH with that of the investors or trustees. As such assessment further states, effective September 27, 2006, PHH's fidelity bond was increased to $170 million."


               The assessment of compliance of Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets. Such assessment further states that all such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. The assessment also indicates that all necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

               Although each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report, Assessment of Compliance and related Attestation Reports of ABN AMRO Mortgage Group, Inc., CitiMortgage Inc, and PHH Mortgage Corporation, each a servicer, did not address each of the servicing criteria that the Servicers were required to address under the terms of the related Servicing Agreements. The Servicers have not identified such failure to provide an Assessment and Attestation for these items as a material failure to fulfill its obligations under the related servicing agreement in the Servicer's Compliance Statements provided under Item 1123 of Regulation AB, because the Servicers assert that those items are not applicable to the Servicers. Each servicing criterion required by Item 1122(d) of Regulation AB is addressed in one or more of the Assessments of Compliance with Servicing Criteria and related Attestation Reports included with this report.



  Item 1123 of Regulation AB, Servicer Compliance Statement.

            See Item 15, exhibit (35).



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

  (4.1 )Pooling and Servicing Agreement, dated as of October 1, 2006, among
        Merrill Lynch Mortgage Investors, Inc., as depositor, HSBC Bank USA, National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.1) Mortgage Loan Purchase Agreement, dated as of October 1, 2006, between
        Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.2) Mortgage Loan Sale and Assignment Agreement, dated as of October 1,
        2006, between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.3) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, between Merrill Lynch Mortgage Lending, Inc. and ABN AMRO Mortgage Group, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.4) Master Mortgage Loan Sale and Servicing Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc. and ABN AMRO Mortgage Group, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.5) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc., and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.6) Mortgage Servicing Purchase and Sale Agreement, dated as of September
        1, 2006, between Merrill Lynch Mortgage Lending, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.7) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and PHH Mortgage Corporation (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.8) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.9) Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated as of
        March 27, 2001, between Merrill Lynch Mortgage Capital Inc., Cendant Mortgage Corporation and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) (filed as an exhibit to Form 8-K on November 15, 2006).

(10.10) Class AV-1 Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.11) Class AV-2 Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.12) Subordinate Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.13) Servicing Disclosure of Wells Fargo Bank, N.A., as successor servicer
        (filed as an exhibit to Form 8-K on January 5, 2007).

(10.14) Assignment, Assumption and Recognition Agreement, dated as of January
        1, 2007, by and among the Depositor, the Servicing Rights Owner, WFB, as master servicer and securities administrator, HSBC Bank USA, National Association, as trustee, and WFB, as successor servicer, and acknowledged by PHH (filed as an exhibit to Form 8-K on January 5, 2007).

(10.15) Seller's Warranties and Servicing Agreement, dated as of November 1,
        2006, by and between WFB, as company, and Merrill Lynch Bank, USA, as purchaser (filed as an exhibit to Form 8-K on January 5, 2007).


  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) ABN AMRO Mortgage Group, Inc., as Servicer <F1>
      b) CitiMortgage, Inc., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      f) Wells Fargo Bank, N.A., as Custodian <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ABN AMRO Mortgage Group, Inc., as Servicer <F1>
      b) CitiMortgage, Inc., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      f) Wells Fargo Bank, N.A., as Custodian <F1>


     (35) Servicer compliance statement.


      a) ABN AMRO Mortgage Group, Inc., as Servicer <F1>
      b) CitiMortgage, Inc., as Servicer <F1>
      c) PHH Mortgage Corporation, as Servicer <F1>
      d) Wells Fargo Bank, N.A., as Master Servicer <F1>
      e) Wells Fargo Bank, N.A., as Securities Administrator <F1>



   (b) See 15(a).

   (c) Omitted.


  <F1> Filed herewith.



                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Merrill Lynch Mortgage Investors Trust, Series 2006-AF2
    (Issuing Entity)

    Wells Fargo Bank, N.A.
    (Master Servicer)

    /s/ Diane Courtney
    Diane Courtney, Vice President
    (senior officer in charge of the servicing function of the master servicer)

    Date:      March 30, 2007


  Exhibit Index

  Exhibit No.
  (4.1 )Pooling and Servicing Agreement, dated as of October 1, 2006, among
        Merrill Lynch Mortgage Investors, Inc., as depositor, HSBC Bank USA, National Association, as trustee, and Wells Fargo Bank, N.A., as master servicer and securities administrator (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.1) Mortgage Loan Purchase Agreement, dated as of October 1, 2006, between
        Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.2) Mortgage Loan Sale and Assignment Agreement, dated as of October 1,
        2006, between Merrill Lynch Mortgage Lending, Inc., as seller, and Merrill Lynch Mortgage Investors, Inc., as purchaser (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.3) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, between Merrill Lynch Mortgage Lending, Inc. and ABN AMRO Mortgage Group, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.4) Master Mortgage Loan Sale and Servicing Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc. and ABN AMRO Mortgage Group, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.5) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc., and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.6) Mortgage Servicing Purchase and Sale Agreement, dated as of September
        1, 2006, between Merrill Lynch Mortgage Lending, Inc. and CitiMortgage, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.7) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. and PHH Mortgage Corporation (filed as an exhibit to Form 8-K on November 15, 2006).

 (10.8) Assignment, Assumption and Recognition Agreement, dated as of October
        1, 2006, among Merrill Lynch Mortgage Capital, Inc., and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15,
        2006).

 (10.9) Mortgage Loan Flow Purchase, Sale & Servicing Agreement, dated as of
        March 27, 2001, between Merrill Lynch Mortgage Capital Inc., Cendant Mortgage Corporation and Bishop's Gate Residential Mortgage Trust (formerly known as Cendant Residential Mortgage Trust) (filed as an exhibit to Form 8-K on November 15, 2006).

(10.10) Class AV-1 Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.11) Class AV-2 Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.12) Subordinate Cap Confirmation, dated as of October 31, 2006, among The
        Royal Bank of Scotland, Wells Fargo Bank, National Association, as securities administrator on behalf of the Issuing Entity, and Merrill Lynch Mortgage Lending, Inc. (filed as an exhibit to Form 8-K on November 15, 2006).

(10.13) Servicing Disclosure of Wells Fargo Bank, N.A., as successor servicer
        (filed as an exhibit to Form 8-K on January 5, 2007).

(10.14) Assignment, Assumption and Recognition Agreement, dated as of January
        1, 2007, by and among the Depositor, the Servicing Rights Owner, WFB, as master servicer and securities administrator, HSBC Bank USA, National Association, as trustee, and WFB, as successor servicer, and acknowledged by PHH (filed as an exhibit to Form 8-K on January 5, 2007).

(10.15) Seller's Warranties and Servicing Agreement, dated as of November 1,
        2006, by and between WFB, as company, and Merrill Lynch Bank, USA, as purchaser (filed as an exhibit to Form 8-K on January 5, 2007).


  (31) Sarbanes-Oxley Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) ABN AMRO Mortgage Group, Inc., as Servicer
      b) CitiMortgage, Inc., as Servicer
      c) PHH Mortgage Corporation, as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator
      f) Wells Fargo Bank, N.A., as Custodian


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) ABN AMRO Mortgage Group, Inc., as Servicer
      b) CitiMortgage, Inc., as Servicer
      c) PHH Mortgage Corporation, as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator
      f) Wells Fargo Bank, N.A., as Custodian


     (35) Servicer compliance statement.


      a) ABN AMRO Mortgage Group, Inc., as Servicer
      b) CitiMortgage, Inc., as Servicer
      c) PHH Mortgage Corporation, as Servicer
      d) Wells Fargo Bank, N.A., as Master Servicer
      e) Wells Fargo Bank, N.A., as Securities Administrator



  EX-31 Sarbanes-Oxley Certification.

  Merrill Lynch Mortgage Investors, Inc.
  250 Vesey Street
  4 World Financial Center, 10th Floor
  New York, New York 10080

  Wells Fargo Bank, N.A.
  9062 Old Annapolis Road
  Columbia, MD 21045

  Re: Merrill Lynch Mortgage Investors Trust, Series 2006-AF2

  I, Diane Courtney, certify that:

  1. I have reviewed the report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Merrill Lynch Mortgage Investors Trust, Series 2006-AF2 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for ABS and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ABN AMRO Mortgage Group, Inc., as Servicer, CitiMortgage, Inc., as Servicer, and PHH Mortgage Corporation, as Servicer.

     Date:    March 30, 2007

     /s/ Diane Courtney
     Signature

     Vice President
     Title
     (senior officer in charge of the servicing function of the master servicer)


EX-33 (a)
(logo) ABN*AMRO

Management Assessment of Compliance with Applicable Servicing Criteria

Re: The Master Mortgage Loan Sale and Servicing agreement dated as of October 1, 2006 (the "Agreement"), among ABN AMRO Mortgage Group, Inc. and Merrill Lynch Mortgage Lending, Inc.


I, Georganna C. Pate, First Vice President, Loan Administration, of ABN AMRO Mortgage Group, Inc., certify as follows:

1. ABN AMRO Mortgage Group, Inc. (the "Servicer") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as set forth in Exhibit A hereto, in connection with the servicing of individual residential mortgage-backed transactions subsequent to January 1, 2006, where the Servicer has been appointed servicer and where the pool assets for such transactions are serviced by the Servicer on its Fidelity loan servicing system (the "Platform") as of and for the year ended December 31, 2006;

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. As set forth in Exhibit A hereto, the Servicer's management has determined that these Vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Servicer's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place designed to provide reasonable assurance that the Vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Servicer's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the Vendors and related criteria;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the year ended December 31, 2006;

4. The criteria listed as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to individual residential mortgage-backed transactions involving the Platform;

5. For purposes of this certification, the following terms used in Exhibit A hereto shall have the following meanings:

     (i) Regarding 1122(d)(2)(iii), "related accounts" means one or more custodial accounts maintained pursuant to the agreement or agreements to which Servicer


(page)


           is a party; and "transaction agreements" means the agreement or agreements to which Servicer is a party,

     (ii) Regarding 1122(d)(3)(i) through (iv), "Reports to investors"; "investor reports" and "reports" each mean, where used, reports Servicer delivers to Purchaser or its agent, such as a master servicer; "investor" and "investors" each mean, where used, Purchaser or Purchaser's agent, such as a master servicer; and "transaction agreements" means, where used, agreements to which Servicer is a party.

     (iii) Regarding 1122(d)(3)(i) (C) and (D), Servicer has no knowledge of, and is not responsible for, Commission filings, or books and records of others, such as trustees, investors or master servicers.

6. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006;

7. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;

8. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

9. Ernst & Young LLP, a registered public accounting firm has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.

February 27, 2007

By: /s/ Georganna C. Pate
Name:  Georganna C. Pate
Title: First Vice President, Loan Administration


(page)


(logo) ABN*AMRO


EXHIBIT A


                                                                                                               INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA                   CRITERIA
                                                                                          Performed by
                                                                           Performed      Vendor(s) for
                                                                            Directly      which Servicer
                                                                              by          is Responsible
Reference                       Criteria                                    Servicer          Party

                        General Servicing Conditions

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreements.

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted                                               X
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to maintain                                          X
                 a back-up servicer for the mortgage loans are maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount of     X
                 coverage required by and otherwise in accordance with the
                 terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on mortgage loans are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days              X^i               X^ii
                 following receipt, or such other number of days
                 specified in the transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X^iii
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other        X
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained (e.g.,       X
                 with respect to commingling of cash) as set forth in
                 the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with respect       X
                 to a foreign financial institution means a foreign
                 financial institution that meets the requirements of
                 Rule 13k-1(b)(1) of the Securities Exchange Act.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent              X
                 unauthorized access.

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including
                 custodial accounts and related bank clearing accounts.
                 These reconciliations are (A) mathematically accurate;
                 (B) prepared within 30 calendar days after the bank
                 statement cutoff date, or such other number of days           X
                 specified in the transaction agreements; (C) reviewed
                 and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for
                 reconciling items. These reconciling items are resolved
                 within 90 calendar days of their original identification,
                 or such other number of days specified in the transaction
                 agreements.



(page)


                                                                                                                INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA                   CRITERIA
                                                                                          Performed by
                                                                           Performed      Vendor(s) for
                                                                            Directly      which Servicer
                                                                              by          is Responsible
Reference                       Criteria                                    Servicer          Party

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports (A) are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) provide
                 information calculated in accordance with the terms           X
                 specified in the transaction agreements; (C) are filed
                 with the Commission as required by its rules and
                 regulations; and (D) agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of mortgage loans serviced by the
                 Servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and         X
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the Servicer's investor records, or          X
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,        X
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on mortgage loans is maintained
                 as required by the transaction agreements or related          X
                 mortgage loan documents.

1122(d)(4)(ii)   Mortgage loan and related documents are safeguarded as        X
                 required by the transaction agreements

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.

1122(d)(4)(iv)   Payments on mortgage loans, including any payoffs, made
                 in accordance with the related mortgage loan documents
                 are posted to the Servicer's obligor records maintained
                 no more than two business days after receipt, or such
                 other number of days specified in the transaction             X^iv              X^v
                 agreements, and allocated to principal, interest or
                 other items (e.g., escrow) in accordance with the
                 related mortgage loan documents.

1122(d)(4)(v)    The Servicer's records regarding the mortgage loans
                 agree with the Servicer's records with respect to an          X
                 obligor's unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's mortgage loans (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized      X
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are            X
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,         X
                 and describe the entity's activities in monitoring
                 delinquent mortgage loans including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is



(page)



                                                                                                                INAPPLICABLE
                                                                                APPLICABLE                      SERVICING
                         SERVICING CRITERIA                                 SERVICING CRITERIA                   CRITERIA
                                                                                          Performed by
                                                                           Performed      Vendor(s) for
                                                                            Directly      which Servicer
                                                                              by          is Responsible
Reference                       Criteria                                    Servicer          Party

                 deemed temporary (e.g., illness or unemployment.

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 mortgage loans with variable rates are computed based         X
                 on the related mortgage loan documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) such funds are analyzed, in
                 accordance with the obligor's mortgage loan documents,
                 on at least an annual basis, or such other period
                 specified in the transaction agreements; (B) interest
                 on such funds is paid, or credited, to obligors in            X^vi
                 accordance with applicable mortgage loan documents and
                 state laws; and (C) such funds are returned to the
                 obligor within 30 calendar days of full repayment of
                 the related mortgage loans, or such other number of
                 days specified in the transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments, provided      X^vii
                 that such support has been received by the servicer at
                 least 30 calendar days prior to these dates, or such
                 other number of days specified in the transaction
                 agreements.

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 Servicer's funds and not charged to the obligor, unless       X^viii
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records             X^ix              X^x
                 maintained by the Servicer, or such other number of days
                 specified in the transaction agreements.

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectible accounts are
                 recognized and recorded in accordance with the transaction                                          X
                 agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified in
                 Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                                          X
                 is maintained as set forth in the transaction agreements.






EX-33 (b)
(logo) citimortgage

CitiMortgage, Inc.
Capital Markets
1000 Technology Drive
O'Fallon, MO 63368-2240

www.citimortgage.com

Management Assessment of Compliance with Applicable Servicing Criteria


1. CitiMortgage, Inc (the "Servicer") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph
         (d) of Item 1122 of Regulation AB, as set forth in Exhibit A hereto, in connection with the servicing of 1) first lien residential mortgage loans (other than (a) Freddie Mac, Fannie Mae, Ginnie Mae residential mortgage loan securitizations, (b) special bond programs and (c) loans held for its own portfolio) and 2) student loans issued subsequent to January 1, 2006, for which the Servicer performs a particular servicing function pursuant to a servicing agreement with a third party, utilizing the Citilink system (the "Platform") as of and for the year ended December 31, 2006;

2. The Servicer has engaged certain vendors (the "Vendors") to perform specific, limited or scripted activities as of and for the year ended December 31, 2006. As set forth in Exhibit A hereto, the Servicer's management has determined that these Vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Servicer's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each Vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place designed to provide reasonable assurance that the Vendors' activities comply in all material respects with the servicing criteria applicable to each Vendor. The Servicer's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation
         17.06 for the Vendors and related criteria;

3. Except as set forth in paragraph 4 below, the Servicer used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria as of and for the year ended December 31, 2006;

4. The criteria listed as Inapplicable Servicing Criteria on Exhibit A hereto are inapplicable to the Servicer based on the activities it performs with respect to asset-backed securities transactions involving the Platform. For student loan transactions all of the criteria on Exhibit A are inapplicable to the Servicer, except for 1122(d)(3)(i)(A), 1122(d)(3)(i)(B) and 1122(d)(3)(ii), based on the activities it performs with respect to asset-backed securities transactions involving the Platform;

5. The Servicer has complied, in all material respects, with the applicable servicing criteria as of and for the year ended December 31, 2006;

6. The Servicer has not identified and is not aware of any material instance of noncompliance by the Vendors with the applicable servicing criteria as of and for the year ended December 31, 2006;


(page)


7. The Servicer has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the applicable servicing criteria for the year ended December 31, 2006; and

8. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Servicer's assessment of compliance with the applicable servicing criteria as of and for the year ended December 31, 2006.


February 27, 2007


By:    /s/ Herb Gover
Name:  Herb Gover
Title: Executive Vice President, North American Consumer Asset Operations


CitiMortgage, Inc. does business as Citicorp Mortgage in NM.

(logo) A member of citigroup


EXHIBIT A


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

General Servicing Considerations

                   Policies and procedures are instituted to monitor any                X
                   performance or other triggers and events of default in
1122(d)(1)(i)      accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third         X
                   parties, policies and procedures are instituted to monitor the third party's performance and compliance with such
1122(d)(1)(ii)     servicing activities.

                   Any requirements in the transaction agreements to maintain a                                               X
1122(d)(1)(iii)    back-up servicer for the mortgage loans are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
                   throughout the reporting period in the amount of coverage            X
                   required by and otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

Cash Collection and Administration

                   Payments on mortgage loans are deposited into the
                   appropriate custodial bank accounts and related bank
                   clearing accounts no more than two business days following          X^i              X^ii
                   receipt, or such other number of days specified in the
1122(d)(2)(i)      transaction agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.           X^iii             X^iv

                   Advances of funds or guarantees regarding collections, cash
                   flows or distributions, and any interest or other fees               X
                   charged for such advances, are made, reviewed and approved
1122(d)(2)(iii)    as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of
                   overcollateralization, are separately maintained (e.g., with                                               X
                   respect to commingling of cash) as set forth in the
1122(d)(2)(iv)     transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
                   insured depository institution" with respect to a foreign            X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
1122(d)(2)(v)      Securities Exchange Act.


(page)


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                 X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
                   cutoff date, or such other number of days specified in the
                   transaction agreements; (C) reviewed and approved by someone         X
                   other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days
1122(d)(2)(vii)    specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
                   requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in the
                   transaction agreements; (B) provide information calculated           X
                   in accordance with the terms specified in the transaction
                   agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal
                   balance and number of mortgage loans serviced by the
1122(d)(3)(i)      Servicer.

                   Amounts due to investors are allocated and remitted in
                   accordance with timeframes, distribution priority and other          X
1122(d)(3)(ii)     terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
                   business days to the Servicer's investor records, or such            X
                   other number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the investor reports agree
                   with cancelled checks, or other form of payment, or                  X
1122(d)(3)(iv)     custodial bank statements.

Pool Asset Administration

                   Collateral or security on mortgage loans is maintained as
                   required by the transaction agreements or related mortgage          X^v              X^vi
1122(d)(4)(i)      loan documents.

                   Mortgage loan and related documents are safeguarded as                               X^vii
1122(d)(4)(ii)     required by the transaction agreements

                   Any additions, removals or substitutions to the asset pool
                   are made, reviewed and approved in accordance with any               X
1122(d)(4)(iii)    conditions or requirements in the transaction agreements.

                   Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are
                   posted to the Servicer's obligor records maintained no more
                   than two business days after receipt, or such other number        X^viii             X^ix
                   of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related mortgage loan
1122(d)(4)(iv)     documents.

                   The Servicer's records regarding the mortgage loans agree
                   with the Servicer's records with respect to an obligor's             X
1122(d)(4)(v)      unpaid principal balance.


(page)


                                                                                                                        INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                                        SERVICING CRITERIA                               SERVICING CRITERIA              CRITERIA^1
                                                                                                    Performed by
                                                                                    Performed      Vendor(s) for
                                                                                     Directly      which Servicer
                                                                                        by         is Responsible
Reference                                   Criteria                                 Servicer^2        Party^3

                   Changes with respect to the terms or status of an obligor's mortgage loans (e.g., loan modifications or re-agings) are
                   made, reviewed and approved by authorized personnel in               X
                   accordance with the transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as applicable) are                   X
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
1122(d)(4)(vii)    transaction agreements.

                   Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a monthly basis, or such other period specified in
                   the transaction agreements, and describe the entity's                X
                   activities in monitoring delinquent mortgage loans
                   including, for example, phone calls, letters and payment
                   rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)   temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates of return for
                   mortgage loans with variable rates are computed based on the         X
1122(d)(4)(ix)     related mortgage loan documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the
                   transaction agreements; (B) interest on such funds is paid,         X^x              X^xi
                   or credited, to obligors in accordance with applicable
                   mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other
1122(d)(4)(x)      number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
                   bills or notices for such payments, provided that such             X^xii            X^xiii
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of
1122(d)(4)(xi)     days specified in the transaction agreements.

                   Any late payment penalties in connection with any payment to
                   be made on behalf of an obligor are paid from the Servicer's      X^xiv              X^xv
                   funds and not charged to the obligor, unless the late
1122(d)(4)(xii)    payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
                   two business days to the obligor's records maintained by the      X^xvi             X^xvii
                   Servicer, or such other number of days specified in the
1122(d)(4)(xiii)   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
                   recognized and recorded in accordance with the transaction           X
1122(d)(4)(xiv)    agreements.

                   Any external enhancement or other support, identified in
                   Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,           X
1122(d)(4)(xv)     is maintained as set forth in the transaction agreements.


1 Check only criteria that Servicer neither performs nor takes responsibility for the performance of a Vendor.

2 If checked, describe in footnote any portion of the applicable criterion that is not performed by the Servicer
(because performed by Vendor or performed by another servicing function participant). See footnotes to Exhibit A at end of document.

3 If checked, describe in footnote the portion of the applicable criterion (if less than all) that is performed by the Vendor. See footnotes to Exhibit A at end of document.



(page)


Footnotes to Exhibit A Servicing Criteria

i The servicer performs all of the criterion 1122(d)(2)(i) except for the lockbox function, which is a specific, limited activity.
ii The vendor performs only the lockbox function for criterion 1122(d)(2)(i). iii The servicer under criterion 1122(d)(2)(ii) makes authorized disbursements on behalf of an obligor for escrowed amounts and to investors and/or the paying agent for their disbursement to investors. The paying agent (another party participating in the servicing function for which the servicer is not the responsible party) makes authorized disbursements to investors.
iv Under criterion 1122(d)(2)(ii), in specific, limited instances the tax and insurance monitoring vendors make disbursements on behalf of an obligor.
v The servicer prepares and ships the required loan documents to the vendor that performs the custodian function.
vi The vendor performs the custodian function.
vii The vendor performs the custodian function.
viii The servicer performs all of the criterion 1122(d)(4)(iv) except for the lockbox function, which is a specific, limited activity.
ix The vendor performs only the lockbox function for criterion 1122(d)(4)(iv).
x The servicer performs all of the functions under criterion 1122(d)(4)(x) except for specific, limited tax and insurance monitoring activity performed by vendors.
xi The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(x).
xii The servicer performs all of the functions under criterion 1122(d)(4)(xi) except for specific, limited tax and insurance monitoring activity performed by vendors.
xiii The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xi).
xiv The servicer performs all of the functions under criterion 1122(d)(4)(xii) except for specific, limited tax and insurance monitoring activity performed by vendors.
xv The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xii).
xvi The servicer performs all of the functions under criterion 1122(d)(4)(xiii) except for specific, limited tax and insurance monitoring activity performed by vendors.
xvii The vendors performs specific, limited tax and insurance monitoring functions for criterion 1122(d)(4)(xiii).





EX-33 (c)
PHH Mortgage
(logo) PHH
3000 Leadenhall Road
Mt. Laurel, NJ 08054

REPORT ON ASSESSMENT OF COMPLIANCE WITH REGULATION AB
SERVICING CRITERIA

PHH Mortgage Corporation (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Perod"), with the servicing criteria set forth in Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), except for criteria set forth in Section 229.1122(d)(3)(i)(c),
(d)(4)(ii), (d)(4)(xv) and (d)(1)(iii) of the CFR, which the Asserting Party has concluded are not applicable to the servicing activities it performs with respect to the transactions covered by this report (the "Applicable Servicing Criteria"). The criteria set forth in Section 229.1122 (d)(4)(vii) and
(d)(4)(xi) of the CFR are performed by outsource providers on behalf of the Asserting Party; however, the Asserting Party has monitored the outsourcing of these criteria and assumes responsibility for compliance. The transactions covered by this report include all non-agency loan sale agreements executed after January 1, 2006 as well as all re-securitization transactions after January 1, 2006 for which the Asserting Party served as servicer (the "Platform").

The Asserting Party has assessed its compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period and has concluded that the Asserting Party has complied, in all material respects, with the Servicing Criteria with respect to the Platform taken as a whole except for as discussed below:

Standard                Description
1122(d)(1)(i)   The Asserting Party has not instituted policies and procedures to specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)  During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
1122(d)(3)(i)(A)The Asserting Party did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D)The Asserting Party did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Asserting Party with that of the investors or trustees

Deloitte & Touche, an independent registered public accounting firm, has issued an attestation report on the assessment of compliance with the Servicing Criteria for the Reporting Period as set forth in this assertion.

PHH Mortgage Corporation

Date: February 28, 2007

/s/ Terence W. Edwards
Terence W. Edwards
President and Chief Executive Officer

/s/ Mark Danahy
Mark Danahy
Senior Vice President and Chief Financial Officer

/s/ Martin L. Foster
Martin L. Foster
Senior Vice President - Loan Servicing





EX-33 (d)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (e)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (f)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Sears Tower
233 S. Wacker Drive
Chicago, IL 60606

Phone: (312) 879-2000
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management Assessment of Compliance with Applicable Servicing Criteria, that ABN AMRO Mortgage Group, Inc. ("AAMG" or "the Company"), a wholly owned subsidiary of LaSalle Bank Midwest National Association, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for individual residential mortgage-backed transactions subsequent to January 1, 2006 where AAMG has been appointed servicer and where the pool assets for such transactions, serviced by AAMG, reside on its Fidelity loan servicing system ("the Platform") as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 27, 2007


A Member Practice of Ernst & Young Global





EX-34 (b)


(logo) KPMG

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Telephone 314 444 1400
Fax       314 444 1470
Internet  www.us.kpmg.com

Report of Independent Registered Public Accounting Firm

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assessment, included in the accompanying Management's Assessment of Compliance with Applicable Servicing Criteria, that CitiMortgage, Inc. (the Servicer) complied with the servicing criteria set forth in paragraph (d) of Item 1122 of the Securities and Exchange Commission's Regulation AB in connection with the servicing of 1) first lien residential mortgage loans (other than (a) Freddie Mac, Fannie Mae, Ginnie Mae residential mortgage loan securitizations, (b) special bond programs and (c) loans held for its own portfolio) and 2) student loans issued subsequent to January 1, 2006 (for which the Servicer only performs criteria 1122(d)(3)(i)(A), 1122(d)(3)(i)(B) and 1122(d)(3)(ii)) for which the Servicer performs a particular servicing function pursuant to a servicing agreement with a third party utilizing the Citilink system (the Platform), except for servicing criteria 1122(d)(1)(iii) and 1122(d)(2)(iv), which the Servicer has determined are not applicable to the activities it performs with respect to the Platform, as of and for the year ended December 31, 2006. Management is responsible for the Servicer's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about the Servicer's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Servicer's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Servicer processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Servicer during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Servicer during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Servicer's compliance with the servicing criteria.

As described in the accompanying Management Assessment of Compliance with Applicable Servicing Criteria, for certain servicing criteria outlined in Exhibit A, the Servicer has engaged various vendors to perform the activities required by these servicing criteria. The Servicer has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Servicer has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations (Interpretation 17.06). As permitted by Interpretation 17.06, the Servicer has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors'


(page)


activities comply in all material respects with the servicing criteria applicable to each vendor. The Servicer is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Servicer's eligibility to apply Interpretation 17.06.

In our opinion, management's assessment that the Servicer complied with the aforementioned servicing criteria, including certain servicing criteria outlined in Exhibit A in the accompanying Management Assessment of Compliance with Applicable Servicing Criteria, for which compliance is determined based on Interpretation 17.06 as described above, as of and for the year ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

St. Louis, Missouri
February 27, 2007



KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (c)
Deloitte

Deloitte & Touche LLP
1700 Market Street
Philadelphia, PA 19103-3984
USA
Tel: +1 215 246 2300
Fax: +1 215 569 2441
www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To PHH Mortgage Corporation:

We have examined PHH Mortgage Corporation's (the "Company's") compliance with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for PHH Mortgage Corporation's Regulation AB
Platform (the "Platform") described in the accompanying Management's Report on Assessment of Compliance with Regulation AB Servicing Criteria as of and for the year ended December 31, 2006, excluding criteria 1122 (d)(1)(iii), (d)(3)(i)(C),
(d)(4)(ii), and (d)(4)(xv), which management has determined are not applicable to the activities performed by the Company with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria, including tests on a sample basis of the servicing activities related to the Platform, determining whether the Company performed those selected activities in compliance with the servicing criteria during the specified period and performing such other procedures as we considered necessary in the circumstances. Our procedures were limited to selected servicing activities performed by the Company during the period covered by this report and, accordingly, such samples may not have included servicing activities related to each asset-backed transaction included in the Platform. Further, an examination is not designed to detect noncompliance arising from errors that may have occurred prior to the period specified above that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion, for servicing criteria 1122 (d)(4)(vii) and (d)(4)(xi), the Company has engaged a vendor to perform certain activities required by this servicing criteria. The Company has determined that this vendor is not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to this vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to this vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendor and related criteria as described in its assertion, and we performed no procedures with respect to the Company's determination of its eligibility to use Interpretation 17.06.

Member of
Deloitte Touche Tohmatsu


(page)


Our examination disclosed the following material noncompliance with criteria applicable to the Company during the year ended December 31, 2006:

Standard                Description
1122(d)(1)(i)    The Company has not instituted policies and procedures to
                 specifically monitor performance or other triggers or events of default stated in the transaction agreements
1122(d)(1)(iv)   During the months of July, August, and September, the Company's minimum coverage requirement exceeded its $160 million fidelity bond by amounts ranging up to approximately $1.3 million.
                 Effective September 27, 2006, the Company's fidelity bond was increased to $170 million.
1122(d)(3)(i)(A) The Company did not maintain or provide one of the required monthly reports stated in the transaction agreements during the year
1122(d)(3)(i)(D) The Company did not perform procedures to agree the unpaid principal balance and number of loans serviced by the Company with that of the investors or trustees

In our opinion, except for the material noncompliance described in the preceding paragraph, the Company complied, in all material respects, with the aforementioned applicable servicing criteria for the PHH Mortgage Corporation's Regulation AB Platform as of and for the year ended December 31, 2006.

/s/ Deloitte & Touche LLP

February 28, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (e)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (f)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-35 (a)
(logo) ABN*AMRO


SERVICER'S STATEMENT OF COMPLIANCE


Regulation AB Item 1123



The undersigned, an authorized officer of ABN AMRO Mortgage Group, Inc, ("AAMG") hereby certifies as follows:

1. I have made, or caused to be made under my supervision, a review of the servicing activities of AAMG during the preceding calendar year ending December 31, 2006, and its performance under the applicable servicing agreement referenced on Exhibit A hereto (the "Agreement"); and

2. Except as noted on Exhibit A hereto, to the best of my knowledge, based on such review, AAMG has fulfilled all of its obligations under the Agreement in all material respects throughout the preceding calendar year ending 2006.

In witness whereof, I the undersigned have executed this Servicer's Statement of Compliance on this 27th day of February, 2007.



By: /s/ Georganna C. Pate

Name: Georganna C. Pate
Title: First Vice President



Attachment: Exhibit A


(page)


(logo) ABN*AMRO

EXHIBIT A
TO
SERVICER'S STATEMENT OF COMPLIANCE

2006

Regulation AB Item 1123


A. Agreement Referenced:


The Master Mortgage Loan Sale and Servicing agreement dated as of October 1, 2006 (the "Agreement"), among ABN AMRO Mortgage Group, Inc. and Merrill Lynch Mortgage Lending, Inc.




B. Failures to fulfill any obligation of the above referenced Agreement in any material respect:

None





EX-35 (b)
(logo)citimortgage

CitiMortgage, Inc.
Capital Markets
1000 Technology Drive
O'Fallon, MO 63368-2240

www.citimortgage.com


1123 - Servicer Compliance Statement
2006 Transactions

I, Herb Gover, Executive Vice President North American Consumer Asset Operations, certify that:


(a) A review of CitiMortgage, Inc. (the "Servicer") activities during the 12 month period ending December 31, 2006 ("Reporting Period") and of its performance under the applicable servicing agreement as identified on Schedule A has been made under my supervision.

(b) To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the applicable servicing agreement in all material respects throughout the Reporting Period.


February 27, 2007

By:/s/Herb Gover
Name: Herb Gover
Title: Executive Vice President, North American Consumer Asset Operations



CitiMortgage, Inc. does business as Citicorp Mortgage in NM.
AmemberofCitigroup*

(page)

Schedule A

1123 - 2006 SEC Listed transactions


                                                          Primary    Master         Trust
Security                                  Investor Code   Servicer   Servicer     Administrator
Bayview 2006-A                               9059           X
Bayview 2006-B                               9075           X
CMALT 2006-Al                                9137-9142      X                     X
CMALT 2006-A2                                9151-9154      X                     X
CMALT 2006-A3                                9171-9176      X                     X
CMALT 2006-A4                                9177-9182      X                     X
CMALT 2006-A5                                9183-9190      X                     X
CMALT 2006-A6                                9202-9206      X                     X
CMALT 2006-A7                                9215-9220      X                     X
CMLTI 2006-4                                  -                      X            X
CMLTI 2006-AR1                                -                      X            X
CMLTI 2006-AR2                                -                      X            X
CMLTI 2006-AR3                               9063-1         X        X            X
CMLTI 2006-AR5                                9063          X        X            X
CMLTI 2006-AR6                                9063          X        X            X
CMLTI 2006-AR7                                9063          X        X            X
CMLTI 2006-AR8                                9063          X        X            X
CMLTI 2006-AR9                                -                      X            X
CMSI 2006-01                                 9127-9136      X                     X
CMSI 2006-02                                 9143-9150      X                     X
CMSI 2006-03                                 9155-9162      X                     X
CMSI 2006-04                                 9163-9170      X                     X
CMSI 2006-05                                 9191-9197      X                     X
CMSI 2006-06                                 9198-9201      X                     X
CMSI 2006-07                                 9207-9214      X                     X
CRMSI 2006-1                                   60010        X                     X
CRMSI 2006-2                                   60020        X                     X
CRMSI 2006-3                                   60030        X                     X
CS ARMT 2006-3                               9067-1         X
LMT 2006-2                                   9060-1         X
MLMI 2006-A2                                  9065          X
MLMI2006-A4                                  9066-1         X
MLMI 2006-AF1                                 9071          X
MLMI 2006-AF2                                 9072          X
SLC Student Loan Trust 2006-1                 -                                   X
SLC Student Loan Trust 2006-2                 -                                   X
SLC Student Loan Trust 2006-A                 -                                   X
WMALT 2006-06                                7589-1         X
BANC OF AMERICA FUNDING 2006-6 TRUST          -                      X
BANC OF AMERICA FUNDING 2006-5 TRUST          -                      X
HSI ASSET CORPOR ATION TRUST 2006-HE2         -                      X
HSI ASSET LOAN OBLIGATION TRUST  2006-2       -                      X


(page)

Schedule A
1123 - 2006 SEC Listed transactions


                                                          Primary     Master        Trust
Security                                  Investor Code   Servicer   Servicer     Administrator

BSABS 2006-AC3                               7904            X
PRIME 2006-CL1                               7903            X



EX-35 (c)

PHH Mortgage
(logo) PHH

4001 Leadenhall Road
Mt. Laurel, NJ 08054


March 7, 2007

WELLS FARGO BANK, NA
Servicer Oversight Group, Yvonne Williams
9062 Old Annapolis Road
Columbia, MD 21045


Re:     Servicer Compliance Statement

Deal Name: MLMI 2006-F2

Dear Sir and/or Madame:

This statement of compliance is being provided in accordance with Item 1123 of Regulation AB. The Undersigned hereby states that:

1.      I am an authorized officer of PHH Mortgage Corporation (the "Servicer");

2. A review of the Servicer's activities during the period from 01/01/2006 (the "Reporting Period") and its performance under the Agreement has been made under my supervision; and

3. To the best of my knowledge, based on such review, except as described in section 3(a) hereto, the Servicer has fulfilled all of its obligations under the Agreement in all material respects throughout the Reporting Period.

        a. The Servicer did not maintain or provide one of the required monthly reports, specifically the S5L2 Fidelity report, as stated in the transaction agreement(s) for the Reporting period shown in section 2 of this statement.


By:    /s/ Deborah A. Rocchi
Name:  Deborah A. Rocchi
Title: Assistant Vice President


EX-35 (d)
(logo) WELLS FARGO



Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715.2380 Fax

Wells Fargo Bank, N.A.


March 23, 2007

Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors
    Trust, Series 2006-AF2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N,A., (Master Servicer), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary





EX-35 (e)
(logo) WELLS FARGO


Corporate Trust Services
MAC N2702-011
9062 Old Annapolis Road
Columbia, MD 21045
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

March 23, 2007


Merrill Lynch Mortgage Investors, Inc.
4 World Financial Center
New York, NY 10281

RE: Annual Statement As To Compliance for Merrill Lynch Mortgage Investors
    Trust, Series 2006-AF2

Per Section 3.16 of the Pooling and Servicing Agreement, dated as of 10/1/2006, the undersigned Officer of Wells Fargo Bank, N.A., (Securities Administrator), hereby certifies the following for the 2006 calendar year or portion thereof:

(A) a review of such party's activities during the preceding calendar year or portion thereof and of such party's performance under this Agreement has been made under such officer's supervision and

(B) to the best of such officer's knowledge, based on such review, such party has fulfilled all its obligations under this Agreement in all material respects throughout such year or portion thereof, or, if there has been a failure to fulfill any such obligation in any material respect, specifying each such failure known to such officer and the nature and status thereof.


Certified By:
/s/ Scott Strack
Scott Strack, Vice President

Certified By:
/s/ Gordon Johnson
Gordon Johnson, Assistant Secretary